Form 10-K/A
period 1997-12-31
PROVIDENT BANK HM EQ LN TR 1997-B ASS BK CERT SER 1997-B
filed 1998-05-26
CIK 1058267

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

          As of December 31, 1997, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

		Barclays Global Investors, N.A.
		Linda Selbach
		45 Fremont Street
		33rd Floor
		San Francisco, CA 94105
		Class A-1
		15.4%

		Chase Manhattan Bank
		Orma Trim Supervisor
		4 new York Plaza
		13th Floor
		New York, NY 10004
		Class A-1
		29.6%

		Citibank, N.A
		marta Hoosian
		P.O. Box 30576
		Tampa, FL 33630-3576
		Class A-1
		55.0%

		SSB - Custodian
		Joseph J. Callahan
		Global Corp Action Dept JAB5W
		P.O. Box 1631
		Boston, MA 02105-1631
		Class A-2
		100%

		Chase Manhattan Bank
		Orma Trim Supervisor
		4 new York Plaza
		13th Floor
		New York, NY 10004
		Class A-3
		65.4%

		Suntrust Bank, Atlanta
		Diane Guy
		303 Peachtree St.
		14th Floor MC#3141
		Atlanta, GA 30308
		Class A-3
		34.6%


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


          Date:  May 26, 1998


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